Form 10QSB
period 1996-06-30
SURE SHOT INTERNATIONAL INC /FL/
filed 1996-08-07
CIK 923291

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1996

                        Commission File Number 1-13344

                         SURE SHOT INTERNATIONAL, INC.
                         -----------------------------

            (Exact name of registrant as specified in its charter)

                 Florida                                  65-0352254
                 -------                                  ----------

     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

                  405 Cogshall Street, Holly, Michigan 48442
                  ------------------------------------------
                   (Address of principal executive offices)

                                (810) 634-6621
                         Registrant's telephone number

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES _X_          NO____

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the close of the period covered by this report.

        Title of Class                      Number of Shares Outstanding
        --------------                      ----------------------------
Common Stock, par value                                3,771,246
$.01 per share

  Transitional Small Business Disclosure Format

YES___          NO__ X__

                         SURE SHOT INTERNATIONAL, INC.

                                  FORM 10-QSB

                                     INDEX


PART 1 - FINANCIAL INFORMATION                                          Page
                                                                        ----


Item 1.        Financial Statements

        Consolidated Balance Sheets as of
        June 30, 1996 and December 31, 1995                              1-2

        Consolidated Statements of Earnings for the three
        and six months ended June 30, 1996 and 1995                        3

        Consolidated Statements of Cash Flows for the three
        and six months ended June 30, 1996 and 1995                        4

        Notes to Interim Consolidated Financial Statements               5-8


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations            9-11


PART II - OTHER INFORMATION                                               12


Item 1.        Legal Proceedings                                          12


Item 2.        Change in Securities                                       12


Item 3.        Defaults Upon Senior Securities                            12


Item 4.        Submission of Matters to a Vote of Security Holders        12


Item 5.        Other Information                                          13


Item 6.        Exhibits and Reports on Form 8-K                           13

                         SURE SHOT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995



                        ASSETS                                                   JUNE 30,                 DECEMBER 31,
                                                                                   1996                       1995
                                                                             ---------------              ------------

CURRENT ASSETS
     Cash                                                                    $      94,587                $    155,445
     Accounts Receivable - Trade, Net of Allowance
       for Doubtful Accounts of $67,537 and
       $131,956 in 1996 and 1995, respectively                                   3,695,885                   3,014,161
     Inventory                                                                   7,085,933                   6,917,689
     Prepaid Expenses and Other
       Current Assets                                                              884,583                     227,894
     Refundable Federal Income Taxes                                                 6,454                     142,324
                                                                             -------------                ------------

         TOTAL CURRENT ASSETS                                                   11,767,442                  10,457,513

PROPERTY AND EQUIPMENT
     Leasehold Improvements                                                        163,309                     161,544
     Machinery and Equipment                                                     2,506,757                   2,188,446
     Office Equipment                                                              259,693                     247,490

     Vehicles                                                                       52,897                      53,482
                                                                             -------------                ------------
         TOTAL PROPERTY AND EQUIPMENT                                            2,982,656                   2,650,962

     Less: Accumulated Depreciation                                                708,931                     594,306
                                                                             -------------                ------------
BOOK VALUE - PROPERTY & EQUIPMENT                                                2,273,725                   2,056,656

OTHER ASSETS
     Covenants Not to Compete, Net of Accumulated
       Amortization of $248,524 and $196,266 in
       1996 and 1995, respectively                                                 464,058                     516,315
     Organizational Costs, Net of Accumulated
       Amortization of $35,302 and $24,634 in
       1996 and 1995, respectively                                                  55,010                      65,121
     Goodwill, Net of Accumulated Amortization
      of $72,027 and $50,419 in 1996 and 1995,
      respectively                                                                 576,216                     597,825
     Prepaid Royalties, Net of Accumulated
       Amortization of $14,778 and $10,344 in
       1996 and 1995, respectively                                                 118,223                     122,655
     Deferred Charges                                                              238,101                     231,202
                                                                             -------------                ------------
         TOTAL OTHER ASSETS                                                      1,451,608                   1,533,118
                                                                             -------------                ------------

                        TOTAL ASSETS                                         $  15,492,775                $ 14,047,287
                                                                             =============                ============

See notes to interim consolidated financial statements

                                      -1-

                           SURE SHOT INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1996 AND DECEMBER 31, 1995

                        LIABILITIES AND STOCKHOLDERS' EQUITY                     JUNE 30,                 DECEMBER 31,
                                                                                   1996                        1995
                                                                             -------------                ------------
CURRENT LIABILITIES
     Lines of Credit                                                         $   5,058,500                $  5,056,036
     Accounts Payable - Trade                                                    1,475,356                   1,334,165
     Notes Payable                                                                 812,667                     342,402
     Taxes Other Than Income                                                        42,077                      61,324
     Accrued Expenses                                                              212,791                     169,919
                                                                             -------------                ------------
         TOTAL CURRENT LIABILITIES                                               7,601,391                   6,963,846

LONG-TERM LIABILITIES
     Notes Payable                                                               1,212,766                     447,077
     Deferred Income Taxes                                                          65,020                      65,020
                                                                             -------------                ------------
         TOTAL LIABILITIES                                                       8,879,177                   7,475,943

REDEEMABLE STOCK

     Common Stock
       Authorized 45,000 Shares; $.01 Par
       Value, Issued and Outstanding 15,000
       in 1996 and 1995                                                             99,607                      98,419

STOCKHOLDERS' EQUITY
     Common Stock
       Authorized 10,000,000 Shares,
       $.01 Par Value; Issued and
       Outstanding 3,756,246 in 1996
       and 3,916,246 in 1995                                                        37,562                      39,163
     Paid-In Capital                                                             5,609,601                   5,794,721
     Retained Earnings                                                           1,003,899                     673,460
     Cummulative Translation Adjustment                                           (137,071)                    (34,419)
                                                                             -------------                ------------
         TOTAL STOCKHOLDERS' EQUITY                                              6,513,991                   6,472,925
                                                                             -------------                ------------
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                           $  15,492,775                $ 14,047,287
                                                                             =============                ============

See notes to interim consolidated financial statements

                                     -2-

                         SURE SHOT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                 Three Months Ended   Three Months Ended          Six Months Ended          Six Months Ended
                                   June 30, 1996         June 30, 1995              June 30, 1996            June 30, 1995
                                 ------------------   ------------------          -----------------         ----------------
SALES                                $  3,252,675         $  2,949,070                $  6,754,239              $   6,025,753

COST OF SALES                           2,267,384            2,095,664                   4,765,811                  4,352,239
                                     ------------         ------------                ------------              -------------

GROSS PROFIT                              985,291              853,406                   1,988,428                  1,673,514

OPERATING EXPENSES                        654,011              584,037                   1,250,772                  1,103,634
                                     ------------         ------------                ------------              -------------

EARNINGS FROM OPERATIONS                  331,280              269,369                     737,656                    569,880

OTHER INCOME (EXPENSE)
      INTEREST EXPENSE                   (125,951)             (79,013)                   (269,924)                  (140,756)
      OTHER                                 2,183                  889                       5,763                      5,743
                                     ------------         ------------                ------------              -------------

      TOTAL OTHER INCOME (EXPENSE)       (123,768)             (78,124)                   (264,161)                  (135,013)
                                     ------------         ------------                ------------              -------------


EARNINGS BEFORE INCOME TAXES              207,512              191,245                     473,495                    434,867

INCOME TAXES                               51,435               56,957                     141,870                    132,614
                                     ------------         ------------                ------------              -------------
NET EARNINGS                         $    156,077         $    134,288                $    331,625              $     302,253
                                     ============         ============                ============              =============


EARNINGS PER SHARE

Earnings Available to Common
  Stockholders'                      $    155,483         $    135,509                $    330,437              $     324,174

Weighted Average Shares Outstanding     3,756,246            3,931,246                   3,811,190                  4,038,452
                                     ------------         ------------                ------------              -------------
Earnings per Share                   $       0.04         $       0.03                $       0.09              $        0.08
                                     ============         ============                ============              =============

See notes to interim consolidated financial statements


                         SURE SHOT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                  Three Months Ended   Three Months Ended    Six Months Ended  Six Months Ended
                                                    June 30, 1996        June 30, 1995         June 30, 1996      June 30, 1995
                                                  ------------------   ------------------     ---------------   ---------------
Cash Flows From Operating Activities:

   Net Earnings                                       $ 156,077            $ 118,756             $  331,625        $  302,253

   Adjustments:
     Depreciation                                        56,435               49,345                 84,808            86,113
     Amortization                                        38,364               29,729                 59,631            59,631
     Bad Debt Expense                                    24,800                9,000                 16,000            16,000
     Deferred Income Taxes                                 --                 12,000                 24,000            24,000

   Changes in Assets and Liabilities:

     (Increase) Decrease in Accounts Receivable -
       Trade                                             (9,162)             164,558                 53,314            53,314
     (Increase) Decrease in Inventories                (249,092)            (534,285)            (1,435,838)       (1,435,838)
     (Increase) Decrease in Prepaid Expenses
       and Other Current Assets                         (71,162)            (233,418)              (495,848)         (495,848)
     (Increase) Decrease in Refundable
       Federal Income Taxes                              48,435               --                     38,982            38,982
      Increase (Decrease) in Accounts Payable - Trade   165,609             (112,871)               329,920           329,920
      Increase (Decrease) in Taxes Other Than Income    (21,481)              --                      --                 --
      Increase (Decrease) in Accrued Expenses           (29,332)             (36,730)                31,648            31,648
      Increase (Decrease) in Federal Income Taxes
        Payable                                           --                  (4,700)                10,318            10,318
                                                      ---------            ---------             ----------        ----------

      Total Adjustments                                 (46,586)            (657,372)            (1,283,065)       (1,281,760)
                                                      ---------            ---------             ----------        ----------

      Net Cash Provided From
       (Used In) Operating Activities                   109,491             (538,616)              (951,440)         (979,507)

Cash Flows From Investing Activities:
   Acquisition of Property and Equipment                 (3,565)             (68,272)              (392,568)         (392,568)

Cash Flows From Financing Activities:
   Net Proceeds from Lines of Credit                     61,500              539,214              1,075,519         1,074,214
   Principal Payments on Notes Payable                 (147,784)              (3,863)                (7,345)           (7,345)
                                                      ---------            ---------             ----------        ----------

         Net Cash Provided From
          (Used In) Financing Activities                (86,284)             535,351              1,068,174         1,066,869
                                                      ---------            ---------              ---------        ----------

Net Increase (Decrease) in Cash                          19,642              (71,537)              (275,834)         (305,206)

Cash - Beginning                                         74,945              207,866                472,599           472,599
                                                      ---------            ---------             ----------        ----------


Cash - Ending                                         $  94,587            $ 136,329             $  196,765        $  167,393
                                                      =========            =========             ==========        ==========

See notes to interim consolidated financial statements

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sure Shot International, Inc. (the Company) was incorporated in the State of Florida on August 6, 1992. The Company is a holding company for its wholly-owned subsidiaries, Sure Shot Sports Equipment, Inc., Hydra-Rib, Inc. and RLW, Inc. Through Sure Shot Sports Equipment, Inc., the Company manufactures basketball and related sporting goods equipment at its facility in Holly, Michigan and its facility in Warsaw, Poland. Hydra-Rib, Inc. manufactures portable basketball units at its facility in Fuquay-Varina, North Carolina. RLW, Inc., located in Phenix City, Alabama, is engaged in the sale and distribution of headwear and sports apparel under the "Z-Tag Sportswear" name. The Company sells its products on a wholesale and retail basis throughout the world.

The Consolidated Balance Sheet as of June 30, 1996 and the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of company management, the financial statements as of June 30, 1996 and 1995 and for the three and six month periods then ended reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the periods then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 1995. The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

PRINCIPLES OF CONSOLIDATION AND FOREIGN EXCHANGE

The interim consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at exchange rates in effect at June 30, 1996. The unrealized gain or loss resulting from this process is shown as a cumulative foreign currency translation adjustment in stockholders' equity in the Company's consolidated balance sheet. Revenues and expenses are translated using average exchange rates that prevailed during the three and six month periods ended June 30, 1996.

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. At June 30, 1996 and December 31, 1995, inventory consisted of the following:

                                    June 30, 1996          December 31, 1995
                                    -------------          -----------------

Raw Materials and Components        $ 2,937,582               $ 2,736,780

Finished Goods and
  Work-In Process                     4,148,351                 4,180,909
                                    -----------               -----------

        Total                       $ 7,085,933               $ 6,917,689

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

NOTE 2 - LINES OF CREDIT

The Company has three lines of credit with NBD Bank that provides a maximum borrowing limit of $6,300,000 ($4,450,000 for Sure Shot Sports Equipment, Inc., $550,000 for Hydra-Rib, Inc. and $1,300,000 for RLW, Inc.), but the actual credit available may be less from time to time based upon certain percentages of the Company's accounts receivable and inventory. The first $2,000,000 of Sure Shot Sports Equipment's line of credit bears interest at a rate equal to NBD's prime rate plus 1% and the remaining $2,450,000 bears interest at a rate equal to NBD's prime rate plus 1.5%. Hydra-Rib's line of credit bears interest at a rate equal to NBD's prime rate plus 1% and RLW's line of credit bears interest at a rate equal to NBD's prime rate plus 2%. These lines of credit are secured by the Company's accounts receivable and inventory and are guaranteed by the Company and two of its directors. These lines of credit expire on September 30, 1996, but the Company is confident the agreements will be renewed for an additional one or two year period.

NOTE 3 - MAJOR CUSTOMER TRANSACTIONS

A nationally recognized retail sales corporation is a major customer of the company. Sales to this customer approximated $1,433,000 and $2,282,000 for the periods ended June 30, 1996 and 1995, respectively. These amounts approximated 21% and 38% of total sales for the periods ended June 30, 1996 and 1995, respectively. Accounts receivable from this customer at June 30, 1996 and 1995 approximated $407,000 and $968,000, respectively.

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - EARNINGS PER SHARE

Earnings per share is computed under the modified treasury stock method, using the earnings available to common stockholders divided by the weighted average shares outstanding at June 30, 1996 and 1995, respectively. The amounts used in this computation are as follows:


                                    June 30, 1996                June 30, 1995
                                    -------------                -------------
Net Earnings                        $   331,625                   $   302,253

Earnings Available to
        Common Stockholders         $   330,437                   $   324,174

Weighted Average Shares
        Outstanding                   3,811,190                     4,038,452

Earnings per Share                          .09                           .08


NOTE 5 - REDEEMABLE COMMON STOCK

The Company has no obligation to redeem shares of common stock, except pursuant to an agreement entered into with the former majority shareholder of Sure Shot Sports Equipment, Inc. Under the agreement, the former shareholder may request the Company redeem 15,000 shares of common stock at September 1, 1996 for $6.67 per share, or a total of $100,000. The redemption agreement also provides that the Company may require the shareholder to sell his stock directly to another party. In this alternative, the Company is required to pay the difference to the shareholder. A sinking fund is not required under this agreement. The Company has pledged assets of Sure Shot Sports Equipment, Inc. equivalent to 110 percent of the outstanding obligation of the redemption agreement. The carrying value of the redeemable common shares at June 30, 1996 reflects the fair value of the shares on the date of issue, adjusted under the interest method, for a portion of the excess of the redemption amount over the fair value of the shares at the date of issue.

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMON STOCK REPURCHASE

During the six month period ended June 30, 1996, the Company repurchased a total of 180,000 shares of common stock from a previous stockholder of RLW, Inc. for a total of $186,720. The Company entered into a loan agreement with one of its officers to fund this transaction. The Company is currently making interest only payments on this loan at a rate equal to the bank's prime rate, the same rate the officer is paying the bank at which he borrowed these funds.


NOTE 7 - STATEMENT OF CASH FLOWS

The Company paid the following amounts for income taxes and interest during the six months ended:

                     June 30, 1996               June 30, 1995
                     -------------               -------------
Income Taxes              $      0                    $ 40,000
Interest                   233,259                      73,972


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

  The Company's principal sources of liquidity at June 30, 1996 included cash of $94,587, net trade accounts receivable of $3,695,885 and inventory of $7,085,933. Working capital (current assets less current liabilities) remained strong at $4,166,051 at June 30, 1996. The Company has three lines of credit agreements with NBD Bank ("NBD") that provides a maximum borrowing limit of $6,300,000 ($4,450,000 for Sure Shot Sports Equipment, Inc., $1,300,000 for
RLW, Inc. and $550,000 for Hydra-Rib, Inc. ), but the actual credit available may be less from time to time based upon certain percentages of the Company's accounts receivable and inventory. As of June 30, 1996, $5,085,500 had been borrowed against these lines of credit. The first $2,000,000 of Sure Shot Sports Equipment's line of credit bears interest at a rate equal to NBD's prime rate plus 1% and the remaining $2,450,000 bears interest at a rate equal to NBD's prime rate plus 1.5%. Hydra-Rib's line of credit bears interest at a rate equal to NBD's prime rate plus 1% and RLW's line of credit bears interest at a rate equal to NBD's prime rate plus 2%. These lines of credit are secured by the Company's accounts receivable and inventory, are guaranteed by the Company and two of its directors and expire on September 30, 1996 . The Company is confident these lines of credit will be renewed for an additional one or two year period. NBD has also committed to provide up to $400,000 for the purpose of making term loans, installment loans or leases of machinery and equipment, of which the Company has borrowed a total of $136,220 for this purpose. These loans are two and three year term loans, include monthly payments of $8,898 plus interest, mature at various dates through August 2, 1998, bear interest at a rate equal to NBD's prime rate plus .5% and are secured by specific machinery and equipment of the Company.

  On March 18, 1996 the Company restructured substantially all of its line of credit between RLW, Inc. and First Alabama Bank as a term loan. The amount of the loan was $1,250,000, has a two year term with a balloon payment at the end of the term, includes monthly payments of $27,000 including interest at a rate of 9.75% and is guaranteed by the Company and two of its directors.

  The Company believes its existing cash, collection of its accounts receivable and additional borrowings available under its line of credit facilities with NBD will be sufficient to support the Company's operations and general capital requirements for at least 12 months. In the event the Company needs additional cash to finance its operations, it will seek to obtain it from additional bank financings, private placements of debt and/or equity or exercise of the warrants that were sold to the public through the Company's initial public offering.

Results of Operations

  The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Earnings as a percentage of sales.

                                                   Six Months Ended June 30,
                                                   -------------------------

                                            (Unaudited)                              (Unaudited)
                                      1996                   %                    1995                  %
                                    -------               -----                 -------              -----

Sales                               $6,754,239            100.0%                $6,025,753           100.0%
Cost of Sales                        4,765,811             70.6%                 4,352,239            72.2%
Gross Profit                         1,988,428             29.4%                 1,673,514            27.8%
Operating Expenses                   1,250,772             18.5%                 1,103,634            18.3%
Earnings from Operations               737,656             10.9%                   569,880             9.5%
Interest (Expense)                    (269,924)           (4.0)%                  (140,756)          (2.4)%
Other Income                             5,763               .1%                     5,743              .1%
Earn. Before Inc. Taxes                473,495              7.0%                   434,867             7.2%
Income Taxes                           141,870              2.1%                   132,614             2.2%
Net Earnings                           331,625              4.9%                   302,253             5.0%
Earnings Available to
  Common Stockholders'                 330,437                                     324,174
EPS                                        .09                                         .08

Periods Ended June 30, 1996 Compared to Periods Ended June 30, 1995

  Sales increased $303,605 (10.3%) from $2,949,070 for the second quarter of 1995 to $3,252,675 for the second quarter of 1996. For the six months ended June 30, sales increased $728,486 (12.1%) from $6,025,753 for 1995 to
$6,754,239 for 1996. Those increased sales were primarily the result of increased sales in the international and institutional markets, the addition of new product lines and sales to a larger number of customers.

  The cost of sales increased at a lower rate than the increase in sales for the three and six month periods ended June 30, 1996. The cost of sales increased by $171,720 (8.2%) from $2,095,664 in the second quarter of 1995, where it was 71.1% of Sales to $2,267,384 in the second quarter of 1996, where it was 69.7% of Sales. For the comparable six month period ended June 30, cost of sales increased by $413,572 (9.5%) from $4,352,239 in 1995 (72.2% of sales)
to $4,765,811 in 1996 (70.6% of sales). The item which has the largest impact on cost of sales is the cost of materials, which decreased from 49.2% of sales for the first six months of 1995 to 47.4% of sales for the comparable period in 1996. This percentage decrease is primarily the result of the increased sales in the institutional and international markets, where larger profit margins are realized. The decrease in cost of sales as a percent of sales is also a result of decreases, as a percent of sales, in the following items of overhead expenses included in cost of sales: direct labor, utilities, rent and supplies.

  As a result of the foregoing, the Company's gross profit increased from $1,673,514 in the first six months of 1995 to $1,988,428 in the first six months of 1996, an increase of $314,914 (18.8%). For the second quarter, the Company's gross profit increased from $853,406 in 1995 to $985,291 in 1996, an increase of $131,885 (15.5%).

  The Company's operating expenses increased from $1,103,634 in the first six months of 1995 to $1,250,772 in the first six months of 1996, an increase of $147,138 (13.3%). For the second quarter, the Company's operating expenses increased from $584,037 in 1995 to $654,011 in 1996, an increase of $69,974
(12.0%). The increase in operating expenses primarily resulted from increases in the following items of selling, general and administrative expenses: salaries and wages; advertising and promotion; telephone; travel; and outside commissions.

  The Company had to increase its total provision for federal income taxes from $132,614 in the first six months of 1995 to $141,870 in the first six months of 1996, an increase of $9,256 (7.0%). As a result of all of the foregoing, the Company's net earnings for the first six months increased from $302,253 in 1995 to $331,625 in 1996, an increase of $29,372 (9.7%). The
Company's net earnings for the second quarter increased from $134,288 in 1995 to $156,077 in 1996, an increase of $21,789 (16.2%).

                          PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

  No information called for by this item is applicable for the period covered by this report.


Item 2.        Changes in Securities

  The Company repurchased 40,000 and 120,000 shares of common stock on January 29, 1996 and March 13, 1996, respectively, from a previous stockholder of RLW, Inc. for a total of $186,720. The Company entered into a loan agreement with one of its officers to fund this transaction.


Item 3.        Defaults Upon Senior Securities

  No information called for by this item is applicable for the period covered by this report.


Item 4.        Submission of Matters to a Vote of Security Holders

  On June 5, 1996, the Company held its annual meeting of stockholders. At that meeting, the Company's stockholders elected to the Company's Board of Directors the six persons who had been nominated by the Company's management. Those six persons who were elected to the Company's Board of Directors had all previously been directors of the Company, with the exception of Michael J. Sleva, who replaced Gregory Schultz, a previous director of the Company. The names of each of those persons and the votes for and withheld with respect to each other is as follows:

        Name                        Votes For                    Votes Withheld
        ----                        ---------                    --------------

Harold Bachmann                     2,510,991                           20,100
Martin Coppo                        2,510,991                           20,100
Michael Sleva                       2,510,991                           20,100
Frederick Williams                  2,510,991                           20,100
Brendan Suhr                        2,510,991                           20,100
John M. Thomas                      2,510,991                           20,100

  At that meeting, the Company's stockholders also ratified the selection of the Company's auditors by a vote of 2,513,629 shares for, 5,962 shares against and 11,500 shares abstained.

  In its proxy statement for that meeting, the Company also proposed a reverse split of the Company's common stock of 1 share for each 2 shares that are currently outstanding. However, the Company's management withdrew the proposal before a vote was submitted, thereby rejecting this proposal.

Item 5.        Other Information

  No information called for by this item is applicable for the period covered by this report.


Item 6.        Exhibits and Reports on Form 8-K


        (a)    Exhibits

  None

        (b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         SURE SHOT INTERNATIONAL, INC.



Dated: August 7, 1996                            By: /s/ Harold L. Bachmann
                                                     ----------------------
                                                     Harold L. Bachmann,
                                                     President



Dated: August 7, 1996                            By: /s/ Michael J. Sleva
                                                     --------------------
                                                     Michael J. Sleva,
                                                     Chief Financial Officer