Form 10QSB
period 1996-09-30
SURE SHOT INTERNATIONAL INC /FL/
filed 1996-11-15
CIK 923291

FORM 10-QSB

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1996

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

                                (810) 634-6621
                                --------------
                         Registrant's telephone number

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

   YES /X/          NO / /
      ---             ---
  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the close of the period covered by this report.

        Title of Class                      Number of Shares Outstanding
        --------------                      ----------------------------
   Common Stock, par value                           3,771,246
   $.01 per share

  Transitional Small Business Disclosure Format

   YES / /        NO /X/
      ---           ---

                         SURE SHOT INTERNATIONAL, INC.

                                  FORM 10-QSB

                                     INDEX


PART 1 - FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.   Financial Statements

        Consolidated Balance Sheets as of
        September 30, 1996 and December 31, 1995                           1-2

        Consolidated Statements of Earnings (Loss) for the three
        and nine months ended September 30, 1996 and 1995                    3

        Consolidated Statements of Cash Flows for the three
        and nine months ended September 30, 1996 and 1995                    4

        Notes to Interim Consolidated Financial Statements                 5-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10-13


PART II - OTHER INFORMATION                                                 14

Item 1.   Legal Proceedings                                                 14

Item 2.   Change in Securities                                              14

Item 3.   Defaults Upon Senior Securities                                   14

Item 4.   Submission of Matters to a Vote of Security Holders               14

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15

                         SURE SHOT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


       ASSETS                                          SEPTEMBER 30,         DECEMBER 31,
                                                           1996                 1995
                                                       -------------         ------------
CURRENT ASSETS
       Cash ........................................     $   107,974       $   155,445
       Accounts Receivable - Trade, Net of Allowance
         for Doubtful Accounts of $57,392 and
         $131,956 in 1996 and 1995, respectively ...       2,684,736         3,014,161
       Inventory ...................................       6,607,023         6,917,689
       Prepaid Expenses and Other
         Current Assets ............................         804,599           227,894
       Refundable Federal Income Taxes .............         151,324           142,324
                                                         -----------       -----------
           TOTAL CURRENT ASSETS ....................      10,355,656        10,457,513

PROPERTY AND EQUIPMENT
       Leasehold Improvements ......................         164,141           161,544
       Machinery and Equipment .....................       2,328,134         2,188,446
       Office Equipment ............................         268,391           247,490
       Vehicles ....................................          71,232            53,482
                                                         -----------       -----------
           TOTAL PROPERTY AND EQUIPMENT ............       2,831,898         2,650,962

       Less: Accumulated Depreciation ..............         769,195           594,306
                                                         -----------       -----------
BOOK VALUE - PROPERTY & EQUIPMENT ..................       2,062,703         2,056,656

DEFERRED FEDERAL INCOME TAXES ......................         457,000                --

OTHER ASSETS
       Covenant Not to Compete, Net of Accumulated
         Amortization of $262,582 and $196,266 in
         1996 and 1995, respectively ...............         450,000           516,315
       Organizational Costs, Net of Accumulated
         Amortization of $37,260 and $24,634 in
         1996 and 1995, respectively ...............          50,264            65,121
       Goodwill, Net of Accumulated Amortization
        of $82,831 and $50,419 in 1996 and 1995,
        respectively ...............................         565,413           597,825
       Prepaid Royalties, Net of Accumulated
         Amortization of $16,994 and $10,344 in
         1996 and 1995, respectively ...............         116,006           122,655
       Deferred Charges ............................         223,101           231,202
                                                         -----------       -----------
           TOTAL OTHER ASSETS ......................       1,404,784         1,533,118
                                                         -----------       -----------
                       TOTAL ASSETS ................     $14,280,143       $14,047,287
                                                         ===========       ===========

See notes to interim consolidated financial statements

                         SURE SHOT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


       LIABILITIES AND STOCKHOLDERS' EQUITY              SEPTEMBER 30,     DECEMBER 31,
                                                             1996              1995
                                                         ------------      -------------
CURRENT LIABILITIES
       Lines of Credit .............................     $  5,623,500      $  5,056,036
       Accounts Payable - Trade ....................        1,967,998         1,334,165
       Notes Payable ...............................          771,308           342,402
       Taxes Other Than Income .....................           28,809            61,324
       Accrued Expenses ............................          347,739           169,919
                                                         ------------      ------------
           TOTAL CURRENT LIABILITIES ...............        8,739,354         6,963,846

LONG-TERM LIABILITIES
       Notes Payable ...............................        1,165,819           447,077
       Deferred Income Taxes .......................           65,020            65,020
                                                         ------------      ------------
           TOTAL LIABILITIES .......................        9,970,193         7,475,943

REDEEMABLE STOCK

       Common Stock
         Authorized 45,000 Shares;
         $.01 Par Value, Issued and
         Outstanding 15,000 in 1995 ................              --             98,419

STOCKHOLDERS' EQUITY
       Common Stock
         Authorized 10,000,000 Shares,
         $.01 Par Value; Issued and
         Outstanding 3,771,246 in 1996
         and 3,916,246 in 1995 .....................           37,713            39,163
       Paid-In Capital .............................        5,657,529         5,794,721
       Retained Earnings (Deficit) .................       (1,224,424)          673,460
       Cumulative Translation Adjustment ...........         (160,868)          (34,419)
                                                         ------------      ------------
           TOTAL STOCKHOLDERS' EQUITY ..............        4,309,950         6,472,925
                                                         ------------      ------------
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY ...............     $ 14,280,143      $ 14,047,287
                                                         ============      ============

See notes to interim consolidated financial statements

                         SURE SHOT INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                        Three Months      Three Months    Nine Months      Nine Months
                                           Ended             Ended           Ended            Ended
                                        September 30,     September 30,   September 30,    September 30,
                                           1996              1995            1996             1995
                                        -------------     -------------   -------------    -------------

SALES .............................     $ 2,157,271      $ 2,432,244      $ 8,911,510      $ 8,457,997

COST OF SALES .....................       1,922,377        1,700,549        6,688,188        6,052,788
                                        -----------      -----------      -----------      -----------
GROSS PROFIT ......................         234,894          731,695        2,223,322        2,405,209

OPERATING EXPENSES ................         844,944          529,001        2,095,716        1,632,635
                                        -----------      -----------      -----------      -----------
EARNINGS (LOSS) FROM OPERATIONS ...        (610,050)         202,694          127,606          772,574

OTHER INCOME (EXPENSE)
       INTEREST EXPENSE ...........        (181,391)         (87,737)        (451,315)        (228,493)
       OTHER ......................           4,170             (358)           9,933            5,385
                                        -----------      -----------      -----------      -----------
       TOTAL OTHER INCOME (EXPENSE)        (177,221)         (88,095)        (441,382)        (223,108)

NON-RECURRING CHARGE ..............       2,042,530               --        2,042,530               --
                                        -----------      -----------      -----------      -----------
EARNINGS (LOSS) BEFORE
   INCOME TAXES (CREDIT) ..........      (2,829,801)         114,599       (2,356,306)         549,466

INCOME TAXES (CREDIT) .............        (601,870)          34,356         (460,000)         166,970
                                        -----------      -----------      -----------      -----------

NET EARNINGS (LOSS) ...............     $(2,227,931)     $    80,243      $(1,896,306)     $   382,496
                                        ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE

Earnings (Loss) Available to
     Common Stockholders' .........     $(2,228,324)     $    58,322      $(1,897,887)     $   382,496

Weighted Average Shares Outstanding       3,761,138        3,931,246        3,794,385        3,931,246
                                        -----------      -----------      -----------      -----------
Earnings (Loss) per Share .........     $     (0.59)     $      0.01      $     (0.50)     $      0.10
                                        ===========      ===========      ===========      ===========

See notes to interim consolidated financial statements

                         SURE SHOT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                      Three Months    Three Months      Nine Months     Nine Months
                                                         Ended           Ended            Ended           Ended
                                                      September 30,   September 30,    September 30,   September 30,
                                                          1996            1995             1996            1995
                                                      -------------   -------------    -------------   -------------

Cash Flows From Operating Activities:

       Net Earnings (Loss) ........................    $(2,227,931)    $    80,243     $(1,896,306)    $   382,496

       Adjustments:
           Depreciation ...........................         60,264          33,829         174,889         119,942
           Amortization ...........................         29,036          29,912         118,004          89,543
           Bad Debt Expense .......................         22,300           9,000          64,900          25,000
           Deferred Income Taxes (Credit) .........       (457,000)         12,000        (457,000)         36,000

       Changes in Assets and Liabilities:

           Decrease in Accounts Receivable - Trade       1,021,294         449,324         403,989         502,638
           Increase in Inventories ................        478,910        (751,906)        310,666      (2,187,744)
           (Increase) Decrease in Prepaid Expenses
                 and Other Current Assets .........         79,984        (197,099)       (576,705)       (692,947)
           (Increase) Decrease in Refundable
                 Federal Income Taxes .............       (144,870)         (6,982)         (9,000)         32,000
           (Increase) Decrease in Other Assets ....        173,618        (231,203)          2,549        (231,203)
           Increase (Decrease) in Accounts
                 Payable - Trade ..................        394,223        (131,180)        535,414         198,740
           Decrease in Taxes Other Than Income ....        (13,268)             --         (32,515)             --
           Increase (Decrease) in Accrued Expenses         134,948         (69,910)        177,820         (38,262)
           Decrease in Federal Income Taxes Payable             --         (10,318)             --              --
                                                       -----------     -----------     -----------     -----------
             Total Adjustments ....................      1,779,439        (864,533)        713,011      (2,146,293)
                                                       -----------     -----------     -----------     -----------
             Net Cash Used in Operating Activities        (448,492)       (784,290)     (1,183,295)     (1,763,797)

Cash Flows From Investing Activities:
       Acquisition of Property and Equipment ......        (14,815)       (138,911)       (392,568)       (531,479)

Cash Flows From Financing Activities:
       Net Proceeds from Lines of Credit ..........        565,000         916,000       2,023,500       1,990,214
       Proceeds from Notes Payable ................         16,521         225,200         203,921         225,200
       Principal Payments on Notes Payable ........       (104,827)        (21,417)       (512,309)        (28,762)
       Payments on Redeemable Common Stock ........             --        (108,000)             --        (108,000)
       Repurchase of Common Stock .................             --              --        (186,720)             --
                                                       -----------     -----------     -----------     -----------
             Net Cash Provided From Financing
                Activities ........................        476,694       1,011,783       1,528,392       2,078,652
                                                       -----------     -----------     -----------     -----------
Net Increase (Decrease) in Cash ...................         13,387          88,582         (47,471)       (216,624)

Cash - Beginning ..................................         94,587         167,393         155,445         472,599
                                                       -----------     -----------     -----------     -----------
Cash - Ending .....................................    $   107,974     $   255,975     $   107,974     $   255,975
                                                       ===========     ===========     ===========     ===========

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

The Consolidated Balance Sheet as of September 30, 1996 and the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of company management, the financial statements as of September 30, 1996 and 1995 and for the three and nine month periods then ended reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the periods then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10- KSB for the year ended December 31, 1995. The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

PRINCIPLES OF CONSOLIDATION AND FOREIGN EXCHANGE

The interim consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at exchange rates in effect at September 30, 1996. The unrealized gain or loss resulting from this process is shown as a cumulative foreign currency translation adjustment in stockholders' equity in the Company's consolidated balance sheet. Revenues and expenses are translated using average exchange rates that prevailed during the three and nine month periods ended
September 30, 1996.

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. At September 30, 1996 and December 31, 1995, inventory consisted of the following:

                              September 30, 1996    December 31, 1995
                              ------------------    -----------------
Raw Materials and Components     $2,724,201             $2,736,780

Finished Goods and WIP .....      3,882,822              4,180,909
                                 ----------             ----------

        Total ..............     $6,607,023             $6,917,689

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

NOTE 2 - LINES OF CREDIT

The Company has three lines of credit with NBD Bank. As of September 30, 1996, $5,623,500 had been borrowed against these lines of credit, at interest rates ranging from NBD's prime rate plus 1% to NBD's prime rate plus 2%. These lines of credit are secured by the Company's accounts receivable and inventory, are guaranteed by the Company and two of its directors and expired on September 30 1996.

Because the Company had become past due on certain loan payments, and because of the shortfall in collateral securing the Company's indebtedness to NBD, on October 11, 1996, NBD had notified the Company of its intentions to review its continued involvement with the Company, if any. This review process was anticipated to take approximately thirty days. Until such review is complete, NBD does not intend to extend or renew these facilities and does not intend to advance further credit or loans to the Company. As of November 15, 1996, the date of the filing of this report, this review process had not been completed. The Company is uncertain regarding NBD's continued involvement, if any, with the Company.

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MAJOR CUSTOMER TRANSACTIONS

A nationally recognized retail sales corporation is a major customer of the company. Sales to this customer approximated $1,765,000 and $2,841,000 for the periods ended September 30, 1996 and 1995, respectively. These amounts approximated 20% and 37% of total sales for the periods ended September 30, 1996 and 1995, respectively. Accounts receivable from this customer at September 30, 1996 and 1995 approximated $482,000 and $764,000, respectively.


NOTE 4 - EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share is computed under the modified treasury stock method, using the earnings available to common stockholders divided by the weighted average shares outstanding at September 30, 1996 and 1995, respectively. The amounts used in this computation are as follows:

                            September 30, 1996     September 30, 1995
                            ------------------     ------------------
Net Earnings (Loss) .....      $(1,896,306)            $  382,496

Earnings (Loss)
  Available to
  Common Stockholders ...      $(1,897,887)            $  382,496

Weighted Average
  Shares Outstanding ....        3,794,385              3,931,246

Earnings (Loss)
  per Share .............             (.50)                   .10


NOTE 5 - REDEEMABLE COMMON STOCK

The Company has no obligation to redeem shares of common stock, except pursuant to an agreement entered into with the former majority shareholder of Sure Shot Sports Equipment, Inc. Under the agreement, the former shareholder sold 15,000 shares of common stock at September 1, 1996 to another party for $48,079. Pursuant to the agreement, the Company is required to pay $51,921, which represents the difference between the redemption price, $6.67 per share, a total of $100,000, and the selling price. A sinking fund is not required under this agreement. The Company has pledged assets of Sure Shot Sports Equipment, Inc. equivalent to 110 percent of the outstanding obligation of the redemption agreement.

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMON STOCK REPURCHASE

During the nine month period ended September 30, 1996, the Company repurchased a total of 180,000 shares of common stock from a previous stockholder of RLW, Inc. for a total of $186,720. The Company entered into a loan agreement with one of its officers to fund this transaction. The Company is currently making interest only payments on this loan at a rate equal to the bank's prime rate, the same rate the officer is paying the bank at which he borrowed these funds.


NOTE 7 - STATEMENT OF CASH FLOWS

The Company paid the following amounts for income taxes and interest during the nine months ended:

                        September 30, 1996      September 30, 1995
                        ------------------      ------------------
Income Taxes.........      $      0                  $ 70,000

Interest.............       276,036                   128,317


NOTE 8 - NON-RECURRING CHARGE

In the third quarter of 1996, the Company recorded a non-recurring charge of $2,042,530 related to write-offs of inventories and royalties associated with the 1996 Olympic Games. The royalty write-off, which amounted to $175,000, occurred because expected sales levels of Olympic licensed product were not achieved. The inventory write-offs consisted of Olympic licensed products and the decisions made during the third quarter of 1996 to exit specific product lines and refocus certain product lines of the Company. The write-off of Olympic licensed product amounted to $1,007,500. Product lines which were eliminated included collegiate, International Hockey League and other various styles of headwear. The total write-off of the headwear inventory amounted to $860,030.


NOTE 9 - INCOME TAXES

The provision for income taxes is as follows:

                                  September 30, 1996    September 30, 1995
                                  ------------------    ------------------
Current income taxes ...........      $      --             $166,970
Deferred income taxes ..........       (460,000)                  --


Total income taxes (credit) ....      $(460,000)            $166,970

                         SURE SHOT INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

The provision for income taxes differs from expected income tax expense due to the following:

                                    September 30, 1996    September 30, 1995
                                    ------------------    ------------------
Federal income taxes
 (credit) at statutory rates .....      $(801,144)            $ 186,818
Nondeductible expenses ...........          9,354                 3,733
Rate difference ..................        331,790                  --
Other ............................             --               (23,581)

        Total ....................      $(460,000)            $ 166,970

The tax effects of temporary differences and carryforward items that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                    September 30, 1996    December 31, 1995
                                    ------------------    -----------------
Deferred tax assets
  Benefit of net operating
    loss carryforward ............      $ 130,609             $ 130,609
  Allowance for doubtful
    accounts .....................         33,195                33,195
  Other ..........................         10,865                10,865

Total deferred tax assets ........        174,669               174,669

Deferred tax liabilities
  Utilization of accelerated
    depreciation methods .........       (239,689)             (239,689)

Net deferred tax liability .......      $ (65,020)            $ (65,020)

During the period ended September 30, 1996, the Company generated approximately $2,300,000 of net operating loss. The Company has applied their applicable federal tax rate and recognized a long-term deferred tax asset of $457,000. This net operating loss amount can be applied to the three previous tax periods or forward fifteen years to offset future taxable income. If this net operating loss is not used, it will expire in the year 2011.

At December 31, 1995, the Company had net operating loss carryforwards from one of its subsidiaries totaling approximately $281,000. Pursuant to SFAS No. 109, the tax benefits of this carryforward of approximately $96,000 will be offset against the covenant not-to-compete. If any benefits remain after offset in the future years against the covenant, they may be offset against future taxable income through 2006. The utilization of the loss carryforward is subject to an annual limitation of approximately $35,600 under Internal Revenue Code Section 382 as a result of the change in ownership of the acquired subsidiary. Under this limitation, it will take approximately eight years to utilize the net operating loss carryforward.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

  The Company's principal sources of liquidity at September 30, 1996 included cash of $107,974, net trade accounts receivable of $2,684,736 and inventory of $6,607,023. Working capital (current assets less current liabilities) remained positive at $1,616,302 at September 30, 1996. The Company has three lines of credit with NBD Bank ("NBD"). As of September 30, 1996, $5,623,500 had been borrowed against these lines of credit, at interest rates ranging from NBD's prime rate plus 1% to NBD's prime rate plus 2%. These lines of credit are secured by the Company's accounts receivable and inventory, are guaranteed by the Company and two of its directors and expired on September 30, 1996.

  NBD, as part of the above mentioned credit arrangements, has also committed to provide up to $400,000 for the purpose of making term loans, installment loans or leases of machinery and equipment, of which the Company has borrowed a total of $109,526 for this purpose. These loans are two and three year term loans, include monthly payments of $8,898 plus interest, mature at various dates through August 2, 1998, bear interest at a rate equal to NBD's prime rate plus .5% and are secured by specific machinery and equipment of the Company.

  Because the Company had become past due on certain loan payments, and because of the shortfall in collateral securing the Company's indebtedness to NBD, on October 11, 1996, NBD had notified the Company of its intentions to review its continued involvement with the Company, if any. This review process was anticipated to take approximately thirty days. Until such review is complete, NBD does not intend to extend or renew these facilities and does not intend to advance further credit or loans to the Company. As of November 15, 1996, the date of the filing of this report, this review process had not been completed. The Company is uncertain regarding NBD's continued involvement, if any, with the Company. Should NBD not renew their involvement with the Company, the Company will seek replacement financing with another financial institution or through other financial sources. Failure to secure replacement financing could have a material adverse effect on the Company's operations.

  On March 18, 1996 the Company restructured substantially all of its line of credit between RLW, Inc. and First Alabama Bank as a term loan. The amount of the loan was $1,250,000, has a two year term with a balloon payment at the end of the term, includes monthly payments of $27,000 including interest at a rate of 9.75% and is guaranteed by the Company and two of its directors.

  The Company believes its existing cash and collection of its accounts receivable will be sufficient to support the Company's operations and general capital requirements through the remainder of 1996. By the end of 1996, the Company anticipates renewing its agreement with NBD or obtaining replacement financing with another financial institution or through other financial sources in order to finance its operations.

Results of Operations

  The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Earnings as a percentage of sales.

                                       Nine Months Ended September 30,
                               --------------------------------------------
                                      (Unaudited)            (Unaudited)
                                   1996            %      1995            %
                                   ----        ----       ----        ----
Sales ......................   $ 8,911,510    100.0%  $ 8,457,997    100.0%
Cost of Sales ..............     6,688,188     75.1%    6,052,788     71.6%
Gross Profit ...............     2,223,322     24.9%    2,405,209     28.4%
Operating Expenses .........     2,095,716     23.5%    1,632,635     19.3%
Earnings
  from Operations ..........       127,606      1.4%      772,574      9.1%
Interest (Expense) .........      (451,315)    (5.1)%    (228,493)    (2.7)%
Other Income ...............         9,933       .1%        5,385       .1%
Non-Recurring Charge .......     2,042,530     22.9%           --       --
Earnings (Loss) Before
  Income Taxes .............    (2,356,306)   (26.4)%     549,466      6.5%
Income Taxes (Credit) ......      (460,000)      --       166,970      2.0%
Net Earnings (Loss) ........    (1,896,306)   (26.4)%     382,496      4.5%
Earnings (Loss)
  Available to
  Common Stockholders' .....    (1,897,887)               382,496
Earnings (Loss) Per Share ..          (.50)                   .10


Periods Ended September 30, 1996 Compared to Periods Ended September 30, 1995

  Sales decreased $274,973 (11.3%) from $2,432,244 for the third quarter of 1995 to $2,157,271 for the third quarter of 1996. Those decreased sales were primarily the result of a decrease in sales to the Company's major customer (see note 3 to the Company's interim consolidated financial statements). The Company anticipates its sales to that major customer to continue their decline during the fourth quarter of 1996. For the nine months ended September 30, sales increased $453,513 (5.4%) from $8,457,997 for 1995 to $8,911,510 for
1996. Those increased sales were primarily the result of increased sales in the international and institutional markets, the addition of new product lines and sales to a larger number of customers.

  The cost of sales increased by $221,828 (13.0%) from $1,700,549 in the third quarter of 1995, where it was 69.9% of sales to $1,922,377 in the third quarter of 1996, where it was 89.1% of sales. For the comparable nine month period ended September 30, cost of sales increased by $635,400 (10.5%) from $6,052,788 in 1995 (71.6% of Sales) to $6,688,188 in 1996 (75.1% of Sales).
The item which has the largest impact on cost of sales is the cost of materials, which increased from 38.6% of sales for the third quarter of 1995 to 51.5% of sales for the third quarter of 1996. The cost of materials increased from 44.6% of sales for the first nine months of 1995 to 48.4% of sales for the comparable period in 1996. This percentage increase is primarily the result of an increase in raw material costs, which the Company has incurred during 1996 and, because of contractual obligations, has not been able to pass on to its customers quickly enough. Because of the decrease in sales during the third quarter of 1996, the increase in cost of sales for the third quarter of 1996 is also a result of increases, as a percent of sales, in the following overhead expenses included in cost of sales: direct labor, payroll taxes and depreciation. These combined expenses increased from a total of 16.7% of sales during the third quarter of 1995 to 21.4% of sales during the third quarter of 1996.

  As a result of the foregoing, the Company's gross profit decreased from $2,405,209 in the first nine months of 1995 to $2,223,322 in the first nine months of 1996, a decrease of $181,887 (7.6%). For the third quarter, the Company's gross profit decreased from $731,695 in 1995 to $234,894 in 1996, a decrease of $496,801 (67.9%).

  The Company's operating expenses increased from $1,632,635 in the first nine months of 1995 to $2,095,716 in the first nine months of 1996, an increase of $463,081 (28.4%). For the third quarter, the Company's operating expenses increased from $529,001 in 1995 to $844,944 in 1996, an increase of $315,943
(59.7%). The increase in operating expenses primarily resulted from increases in the following items of selling, general and administrative expenses during the first nine months of 1996: salaries and wages increased by $171,982 as the Company has increased its total sales and administrative staffs; in an effort to increase public awareness of the Company's products, advertising and promotion increased by $83,619 and trade show expense increased by $56,518; the Company incurred an increase in its bad debt expense in the amount of $38,878; amortization of intangible assets increased by $31,972; and as total sales for the first nine months of 1996 have increased over 1995 levels, outside commissions have increased by $23,804.

  As the Company has had to increase it's total debt through 1996, from $5,845,515 at December 31, 1995 to $7,560,627 at September 30, 1996, an
increase of $1,715,112, interest expense increased from $228,453 in the first nine months of 1995 to $451,315 in the first nine months of 1996, an increase of $222,822 (97.5%). For the third quarter, the Company's interest expense increased from $87,737 in 1995 to $181,391 in 1996, an increase of $93,654 (106.7%).

  In the third quarter of 1996, the Company incurred a non-recurring charge of $2,042,530 related to write-offs of inventories and royalties associated with the 1996 Olympic Games. The royalty write-off, which amounted to $175,000, occurred because expected sales levels of Olympic licensed product were not achieved. The inventory write-offs consisted of Olympic licensed products and the decisions made during the third quarter of 1996 to exit specific product lines and refocus certain product lines of the Company. The write-off of Olympic licensed product amounted to $1,007,500. Product lines which were eliminated included collegiate, International Hockey League and other various styles of headwear. The total write-off of the headwear inventory amounted $860,030.

  Because of the net operating loss the Company generated during the nine months ended September 30, 1996, the Company's provision for federal income taxes resulted in a tax credit of $460,000. Pursuant to SFAS No, 109, the Company has applied its anticipated applicable federal tax rate to arrive at this credit. As a result of all of the foregoing, the Company's net earnings for the first nine months decreased from $382,496 in 1995 to a net (loss) of $(1,896,306), a decrease of $2,278,802. The Company's net earnings for the third quarter decreased from $80,243 in 1995 to a net (loss) of $(2,227,931) in 1996, a decrease of $2,308,174.


Outlook For Remainder of 1996

  As mentioned in Note 3 of the Company's interim consolidated financial statements, sales to the Company's major customer have declined from approximately $2,841,000 for the first nine months of 1995 to approximately $1,765,000 for the first nine months of 1996, a decrease of $1,076,000 (37.9%). For the fourth quarter of 1995, sales to this major customer were approximately $1,007,000. The Company is anticipating sales to this major customer during the fourth quarter of 1996 to be substantially lower than these 1995 levels, in excess of the 37.9% decline for the first nine months of 1996. However, as noted above, the Company's total sales have increased for the first nine months of 1996, from $8,457,997 for 1995 to $8,911,510 for 1996, an increase of $453,513 (5.4%). These increased sales were primarily the result of increased sales in the international and institutional markets, the addition of new product lines and with sales to a larger number of customers.

  The Company is in the process of analyzing every aspect of their operations and, commencing with the fourth quarter of 1996, has begun to implement various cost cutting measures to reduce costs. Through employee lay-offs and salary wage reductions, the Company is estimating a yearly reduction in total payroll of approximately $330,000. The Company believes this reduction in personnel will not adversely affect its sales growth potential. The warehouse lease in Phenix City, Alabama expires on December 31, 1996. The Company will be transferring all warehouse operations from this location to its Holly, Michigan location. A sales office will continue to be located in Phenix City. The Company is estimating a yearly reduction in warehouse rent and overhead expenses of approximately $85,000 by consolidating these operations.

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


Item 3.   Defaults Upon Senior Securities

  Because the Company had become past due on certain loan payments, and because of the shortfall in collateral securing the Company's indebtedness to NBD Bank, on October 11, 1996, NBD had notified the Company of its intentions to review its continued involvement with the Company, if any. This review process was anticipated to take approximately thirty days. Until such review is complete, NBD does not intend to advance further credit or loans to the Company. As of November 15, 1996, the date of the filing of this report, this review process had not been completed. The following is a summary of the debt which was in default as of September 30, 1996:

                                     Principal      Interest      Total
                                     ---------      --------      -----
Sure Shot Sports - Line
  of Credit ....................     $4,384,000     $99,374     $4,483,374

RLW -- Line of Credit ..........     $  757,000     $19,156     $  776,156

Hydra-Rib -- Line of Credit.....     $  482,000     $    --     $  482,000

Sure Shot International--
  Term Loan Payment ............     $   13,889     $ 2,887     $   16,776

  As of November 15, 1996, the date of the filing of this report, the term loan payment had been made. However, the interest payments on the two lines of credit noted above had not been made.

Item 4.   Submission of Matters to a Vote of Security Holders

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


                                          SURE SHOT INTERNATIONAL, INC.



Dated: November 15, 1996                          By: /s/ Harold L. Bachmann
                --                                   ------------------------
                                                     Harold L. Bachmann,
                                                     President



Dated: November 15, 1996                          By: /s/ Michael J. Sleva
                --                                   -------------------------
                                                     Michael J. Sleva,
                                                     Chief Financial Officer